Form 10-Q
period 2026-06-30
Tribeca Strategic Acquisition Corp.
filed 2026-08-14
CIK 2094919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43318

Tribeca Strategic Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1892463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas, 6th Floor

New York, New York 10019

(Address of principal executive offices)

646-593-7050

(Registrant’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units each consisting of one Class A ordinary share and one right	BIDWU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BID	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination	BIDWR	The Nasdaq Stock Market LLC

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2026, there were 14,610,000 Class A ordinary shares, $0.0001 par value and 4,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TRIBECA STRATEGIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TRIBECA STRATEGIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$714,247	$—
Other receivable	10,383	—
Due from Sponsor	12,500	—
Prepaid expenses	73,345	—
Prepaid insurance	72,625	—
Total current assets	883,100	—
Long term prepaid insurance	65,987	—
Investments held in Trust Account	140,758,257	—
Deferred offering costs	—	400,891
Total Assets	$141,707,344	$400,891

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$616,483	$298,680
Accounts payable and accrued expenses	41,161	25,000
Promissory note – related party	—	150,239
Over-allotment option liability	56,700	—
Total Current Liabilities	714,344	473,919
Deferred legal fee	83,565	—
Deferred underwriting fee payable	4,900,000	—
Total Liabilities	5,697,909	473,919

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,000,000 shares at redemption value of $10.05 per share	140,758,257	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 610,000 and no shares issued or outstanding (excluding 14,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	61	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,366,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	537	537
Additional paid-in capital	—	9,463
Accumulated deficit	(4,749,420)	(83,028)
Total Shareholders’ Deficit	(4,748,822)	(73,028)
Total Liabilities and Shareholders’ Deficit	$141,707,344	$400,891

(1)	Included up to 700,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 16, 2026, the underwriters forfeited the remaining unexercised balance of 2,100,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 700,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRIBECA STRATEGIC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$228,865	$292,475
Loss from operations	(228,865)	(292,475)

Other income:
Change in fair value of over-allotment liability	53,700	53,700
Interest earned on investments held in Trust Account	408,257	408,257
Referral fee income	10,383	10,383

Net income	$243,475	$179,865

Weighted average shares outstanding, Class A redeemable ordinary shares	4,816,484	2,421,547

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.03	$0.03

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	4,666,667	4,666,667

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.03	$0.03

(1)	Excluded up to 700,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 16, 2026, the underwriters forfeited the remaining unexercised balance of 2,100,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 700,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRIBECA STRATEGIC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,366,667	$537	$9,463	$(83,028)	$(73,028)

Net loss	—	—	—	—	—	(63,610)	(63,610)

Balance – March 31, 2026 (unaudited)	—	—	5,366,667	537	9,463	(146,638)	(136,638)

Sale of Private placement units	470,000	47			4,699,953		4,700,000

Fair value of representative shares	140,000	14			207,186		207,200

Fair value of rights included in public units					2,100,000		2,100,000

Allocated value of transaction costs					(171,984)		(171,984)

Accretion for Class A ordinary shares to redemption amount					(6,844,618)	(4,846,257)	(11,690,875)

Net income	—	—	—	—	—	243,475	243,475

Balance – June 30, 2026 (unaudited)	610,000	$61	5,366,667	$537	$—	$(4,749,420)	$(4,748,822)

(1)	Included up to 700,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 16, 2026, the underwriters forfeited the remaining unexercised balance of 2,100,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 700,000 Founder Shares were forfeited by the Sponsor for no consideration (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRIBECA STRATEGIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$179,865
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating expenses through promissory note – related party	147,259
Interest earned on investments held in Trust Account	(408,257)
Change in fair value of over-allotment liability	(53,700)
Changes in operating assets and liabilities:
Other receivable	(10,383)
Prepaid expenses	26,655
Prepaid insurance	(72,625)
Long term prepaid insurance	(65,987)
Accounts payable and accrued expenses	41,161
Deferred legal fee	83,565
Net cash used in operating activities	(132,447)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(140,350,000)
Net cash used in investing activities	(140,350,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	137,200,000
Proceeds from sale of private placement units	4,700,000
Proceeds from sale of representative shares	140
Due from sponsor	(12,500)
Repayment of promissory note – related party	(454,898)
Payment of offering costs	(236,048)
Net cash provided by financing activities	141,196,694

Net change in cash	714,247
Cash, beginning of the period	—
Cash, end of the period	$714,247

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$479,365
Deferred offering costs paid through promissory note – related party	$32,400
Prepaid expenses paid through promissory note	$100,000
Over-allotment option liability	$110,400
Deferred underwriting fee payable	$4,900,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Description of Organization and Business Operations

Tribeca Strategic Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on October 15, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. Although the Company currently intends to focus on target businesses in software, technology, artificial intelligence, digital asset, clean energy and other high growth sectors, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 28, 2026. On June 1, 2026, the Company consummated the Initial Public Offering of 14,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”, and with respect to the rights included in the Units offered, the “Share Rights”) at $10.00 per Unit, generating gross proceeds of $140,000,000. Each Unit consists of one Public Share and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 470,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Tribeca Strategic Partners Holdco LLC (the “Sponsor”) and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,700,000. Of the 470,000 Private Placement Units, the Sponsor purchased 330,000 Private Placement Units and BTIG purchased 140,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $8,894,202, consisting of $2,800,000 of cash underwriting fees, $4,900,000 of deferred underwriting fees, and $1,194,202 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on June 1, 2026, an amount of $140,350,000 ($10.025 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially invested at $10.025 per Public Share.

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, dated May 28, 2026 and as filed with the SEC on June 1, 2026 (the “IPO Prospectus”), as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $714,247 in cash, working capital of $168,756, and shareholders’ deficit of $4,748,822. The Company has completed its Initial Public Offering and the capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Based on the foregoing, management does not believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing a Business Combination prior to the mandatory liquidation date. Management is actively evaluating potential target businesses and pursuing activities necessary to consummate a Business Combination within the Combination Period. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by March 1, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $714,247 in cash and did not have any cash equivalents as of June 30, 2026. The Company did not have any cash or cash equivalents, as of December 31, 2025.

Investments held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $140,758,257, were held in money market funds, which are invested primarily in U.S. treasury securities. As of December 31, 2025, the Company did not have any assets in the Trust Account. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Share Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature except for warrants and the over-allotment liability (Note 8).

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of (i) the rights issued in connection with the Initial Public Offering and the Private Placement Rights since the exercise of such rights are contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive and (ii) the exercise of the over-allotment option since the exercise of such over-allotment option is contingent upon the occurrence of future events and the inclusion of such over-allotment option would be anti-dilutive.

The Company has also considered the effect of Class B Ordinary Shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency remains open as of June 30, 2026, the Company excluded these shares in the calculation.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic and diluted net income per ordinary share:	Redeemable Class A	Non-redeemable Class B	Redeemable Class A	Non-redeemable Class B
Numerator:
Allocation of net income	$123,661	$119,814	$61,447	$118,418
Denominator:
Weighted-average shares outstanding	4,816,484	4,666,667	2,421,547	4,666,667
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters' over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriter did not exercise their over-allotment option at the closing of the Initial Public Offering.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights included in the Private Placement Units issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$140,000,000
Less:
Proceeds allocated to Public Rights	(2,100,000)
Proceeds allocated to over-allotment option	(110,400)
Public Shares issuance costs	(8,722,218)
Plus:
Remeasurement of carrying value to redemption value	11,690,875
Class A ordinary shares subject to possible redemption, June 30, 2026	$140,758,257

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on June 1, 2026, the Company sold 14,000,000 Units at a purchase price of $10.00 per Unit. The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,100,000 additional Units to cover over-allotments (Note 6). Each Unit consists of one Public Share, and one Public Right. Each Public Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 470,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Of those 470,000 Private Placement Units, the Sponsor purchased 330,000 Private Placement Units and BTIG purchased 140,000 Private Placement Units. Up to 47,250 additional Private Placement Units can be purchased by the Sponsor and BTIG depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. Each Private Placement Unit consists of one Private Placement Share, and one Private Placement Right. Each Private Placement Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Units offered in Initial Public Offering, subject to certain limited exceptions as described in the IPO Prospectus. The Private Placement Rights are identical to the Public Rights comprising part of the Units offered in the Initial Public Offering.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On October 20, 2025, the Company issued an aggregate of 6,708,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $10,000 payment (approximately $0.001 per share) from Tribeca Strategic Partners LLC to cover certain expenses on behalf of the Company. On March 16, 2026, the Company’s Sponsor changed from Tribeca Strategic Partners LLC to the Sponsor, at which time Tribeca Strategic Partners LLC entered into a contribution and exchange agreement with the Sponsor, in which Tribeca Strategic Partners LLC exchanged all of the Founder Shares held by it in exchange for units of the Sponsor. On April 16, 2026, the Sponsor surrendered 1,341,666 Class B ordinary shares for no consideration. The Sponsor now holds 5,286,667 Class B ordinary shares, after the transfer of Founder Shares to independent directors which is described below. All share and per-share data have been retrospectively presented. The Founder Shares include an aggregate of up to 700,000 shares, which remains subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On May 28, 2026, the Sponsor transferred an aggregate of 80,000 Founder Shares to the Company’s independent directors in exchange for their services as directors of the Company. The transfer of Founder Shares to the directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The total fair value of the 80,000 Founder Shares transferred to the directors on May 28, 2026 was $118,400 or $1.48 per share. The Company established the initial fair value of the Founder Shares transferred on May 28, 2026, the grant date, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.85 multiplied by the probability of De-SPAC and market adjustment of 15.0%. The Founder Shares transferred are subject to repurchase by the Sponsor in the event the director resigns or ceases to serve as member of the board prior to the consummation of the initial Business Combination. Share-based compensation would be recognized when the repurchase clause has been lifted (i.e. upon consummation of a Business Combination), in an amount equal to the number of Founder Shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the shares, if any. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

Tribeca Strategic Partners LLC has agreed, as amended, to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. Prior to the consummation of the Initial Public Offering, Tribeca Strategic Partners LLC contributed the promissory note representing up to $500,000 in loans made to the Company, as well as cash, to the Sponsor in exchange for additional units of the Sponsor. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing date of the Initial Public Offering. On June 1, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $454,898. Borrowings under the promissory note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $12,500 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $12,500 is denoted as a due from Sponsor on the accompanying unaudited condensed balance sheet as of June 30, 2026.

CFO Services Agreement

On November 4, 2025, the Company entered into an agreement with its Chief Financial Officer (the “CFO”). Under the terms of the agreement, the CFO will receive a signing bonus of $20,000 and a monthly cash fee of $10,000, payable in arrears no later than the fifth business day of each month. The CFO’s term will remain in effect until the earlier of (i) termination by either party, (ii) the consummation of the Company’s initial Business Combination, (iii) the winding up of the Company, or (iv) the CFO’s removal, disqualification, or resignation. In addition, the CFO will be entitled to purchase up to 20,000 Class B ordinary shares from Sponsor at a price of $0.0019 per share, subject to applicable transfer restrictions. The agreement was terminated in November 2025. The Company incurred an aggregate fee of $25,000 under this agreement and such amount was accrued accordingly in November 2025. In January 2026, the Company paid the $25,000 accrued fees incurred under this agreement. As of June 30, 2026, no additional fees were incurred or payable under this agreement.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 28, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $1,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $1,000 in fees for these services, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the applicable lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

Business Combination Financing

The Company has agreed to grant Alto Opportunity Master Fund (“Alto”), who holds an indirect interest in membership interests in the Sponsor, the right, but not the obligation, to purchase the securities offered to third party investors in any Business Combination Financing (defined below), at the same price and on the same terms and conditions as are offered to other third party investors in such Business Combination Financing, in an aggregate amount for each such Business Combination Financing up to 25% of the aggregate gross proceeds raised, subject to certain limited exceptions. “Business Combination Financing” means any equity or equity linked financing (including any private investment in public equity, or PIPE, backstop equity commitment, convertible debt or preferred equity or similar financing) consummated by the Company in connection with and for the purpose of financing the initial Business Combination, subject to certain excluded issuances. The price-based make-whole arrangement for the benefit of Alto is in the event the Measurement Price does not exceed $0.714 (the “Floor Price”) per share during the Measurement Period, then the Chief Executive Officer and Chief Financial Officer have agreed to transfer, allocated on a pro rata basis between them, a number of make-whole Class A ordinary shares or Founder Shares, as applicable, to Alto according to the following formula: Number of make-whole shares transferred = ($443,000/Measurement Price) — 620,200 Founder Shares. If the Measurement Price is equal to or greater than the Floor Price, then no make-whole shares are required to be transferred. “Measurement Price” means the volume-weighted average trading price per share of the Class A ordinary shares on the Nasdaq Capital Market for the Measurement Period. “Measurement Period” means the ten (10) consecutive trading day period ending on, and including, the Measurement Date. “Measurement Date” means the first date on which the Founder Shares held, directly or indirectly (through its interests in Sponsor), by Alto are no longer subject to any contractual lock-up or other transfer restrictions.

The agreement does not establish a fixed settlement obligation at inception, as no securities are issuable unless and until the Company elects to undertake a future financing and Alto separately elects to participate on the same terms as other investors. Accordingly, even if analyzed under ASC 815-40, the participation right would be expected to qualify for equity classification because settlement, if any, would occur through the issuance of the same securities issued to all other financing participants and the agreement does not contain features that would preclude equity classification. As a result, absent a future financing transaction and Alto's election to participate therein, the arrangement would not give rise to a recognized liability at contract inception, thus, the Company concluded that there’s no accounting entry is required at contract inception. In addition, the make-whole arrangement set forth in the agreement would not require recognition by the Company under SAB Topic 5T because the arrangement is not an obligation of the Company, does not settle a pre-existing obligation of the Company, and does not involve the Company issuing additional shares, transferring assets, or providing consideration to Alto. Rather, the agreement expressly states that the make-whole feature is a contractual arrangement solely between the Sponsor and Alto, with any required make-whole shares being satisfied exclusively through transfers of Founder Shares owned by the Sponsor. The Company is not a party obligated to perform under the arrangement and, under no circumstance, is required to issue additional securities or make cash payments to Alto. As a result, the arrangement represents a shareholder-to-shareholder transfer of value that is settled entirely using the Sponsor’s personal ownership interests and does not constitute a Company-sponsored issuance or transfer of consideration that would be recognized by the Company under SAB Topic 5T, thus, supporting the Company’s conclusion that, based on the terms evaluated and the decision framework applied, the agreement does not give rise to an accounting recognition event and no journal entries are required at contract inception.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent conflict in Iran and nearby countries and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the conflict in Iran and nearby countries and the escalation of the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect the Company’s search for a target and/or its ability to complete the initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and the Company cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflict in Iran and nearby countries, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions, tariffs, or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Representative Shares (as defined in Note 6) and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon conversion of the Private Placement Rights comprising such units) that may be issued upon conversion of the Working Capital Loans are entitled to registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on May 28, 2026. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,100,000 Units to cover over-allotments, if any. As of June 30, 2026, the full over-allotment option remains open.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,800,000 in the aggregate (or $3,220,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $0.35 per Unit, or $4,900,000 in the aggregate (or $5,635,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting commissions will be payable to the underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, and (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Representative Shares

The Company issued shares to the underwriters (the “Representative Shares”) comprising 140,000 Class A ordinary shares as representative compensation. The underwriters have agreed that Representative Shares shall be subject to the lock-up provisions of not transferring its Representative Shares (other than permitted transferees) until six months after the completion of an initial Business Combination. In addition, the underwriters have agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive their redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of the its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s post-offering amended and restated memorandum and articles of association.

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the Initial Public Offering forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the Initial Public Offering forms a part except to any underwriter and selected dealer participating in the Initial Public Offering and their officers, partners, registered persons or affiliates.

The issuance of the Representative Shares is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Further, the issuance of the Representative Shares should be accounted for as an offering cost in accordance with SAB Topic 5A, Expenses of Offering, since the Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the 140,000 Representative Shares to be $207,200 or $1.48 per share. The Company received $140 from the underwriters for the issuance of the Representative Shares. Accordingly, the fair value in excess of the proceeds received of $207,060 was recorded as deferred offering costs and was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on June 1, 2026 using Probability-Weighted Expected Return Method (“PWERM”). The primary assumptions used in the valuation of Representative Shares were (i) implied Class A share price of $9.85 and (ii) probability of de-SPAC and market adjustment of 15.0%.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of an initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 21 months from the closing of the Initial Public Offering.

Transfer Agent and Trustee Administrative Fees

The Company acknowledges that the transfer agent may receive fees, commissions, or other compensation (collectively, “Revenue Share”) from the Company’s elected asset manager (the “Asset Manager”), or its affiliates, in connection with the transfer agent’s referral of such Asset Manager to provide services to the Company. For each calendar month in which the transfer agent receives Revenue Share from the Asset Manager attributable to the Company’s Trust Account, the Company shall be entitled to one hundred percent (100.0%) of such Revenue Share, less the transfer agent’s monthly service fee. The transfer agent shall deduct the monthly service fee and promptly remit the remaining balance (the “Net Revenue Share”) to the Company. The Net Revenue Share shall be paid by the 15th day of the calendar month following the month to which it relates. Payment obligations under this agreement shall commence with the calendar month in which the transfer agent first receives Revenue Share from the Asset Manager and shall continue for each subsequent calendar month in which the transfer agent continues to receive Revenue Share. This agreement shall automatically terminate, and all obligations of the transfer agent to make Net Revenue Share payments shall cease, upon the earlier of (1) the consummation of the Company’s initial Business Combination, (ii) the liquidation or winding-up of the Company, or (iii) the date on which the transfer agent ceases to receive Revenue Share from the Asset Manager. No Net Revenue Share payment shall accrue or be payable in respect of any period after the effective date of termination.

For the three and six months ended June 30, 2026, the company accrued $10,383 of referral income which was included in other receivables in the accompanying condensed balance sheets.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of June 30, 2026, there were 610,000 Class A ordinary shares issued and outstanding, excluding 14,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 5,366,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 700,000 Class B ordinary shares remain subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25.0% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units, the Class A ordinary shares underlying the Private Placement Units and the Representative Shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of Public Shares if the Company does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$140,758,257	$—
Liabilities:
Over-allotment option liability	3	$56,700	$—

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations. The fair value of the over-allotment option is $110,400, or $0.053 per option unit as of June 1, 2026.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

June 1, 2026
Risk-free interest rate	3.71%
Expected term (years)	0.12
Volatility	1.67%
Exercise price	$10.00

As of June 30, 2026, the fair value of the over-allotment option liability is $56,700, or $0.027 per over-allotment option unit. The key inputs into the Black-Scholes model were as follows as of June 30, 2026 of the over-allotment option:

June 30, 2026
Risk-free interest rate	3.70%
Expected term (years)	0.04
Volatility	2.29%
Exercise price	$10.00

As of June 30, 2026, the over-allotment option has not yet expired.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the period ended June 30, 2026:

Fair value of over-allotment option liability at January 1, 2026	$—
Initial fair value of over-allotment option liability at June 1, 2026	110,400
Change in fair value of over-allotment option liability	(53,700)
Fair value of over-allotment option liability at June 30, 2026	$56,700

The fair value of the Public Rights issued in the Initial Public Offering is $2,100,000, or $0.15 per Public Right. The fair value of the Public Rights was determined using PWERM. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

June 1, 2026
Expected term to de-SPAC (years)	1.75
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.96%
Implied Class A share price	$9.85

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

TRIBECA STRATEGIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company’s CODM has been identified as the CFO, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on the measure of segment profit or loss which is presented as net income or loss in the unaudited condensed statements of operations. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$714,247	$—
Investments held in Trust Account	$140,758,257	—

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$228,865	$292,475
Change in fair value of the over-allotment liability	$53,700	$53,700
Interest earned on investments held in Trust Account	$408,257	$408,257
Referral fee income	$10,383	$10,383

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination or similar transaction within the Completion Window. The CODM also reviews Formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As of June 30, 2026, the Founder Shares included an aggregate of up to 700,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised. On July 16, 2026, the underwriters forfeited the remaining unexercised balance of 2,100,000 additional Units in connection with the expiration of the over-allotment option. As a result of the forfeiture of the unexercised over-allotment option by the underwriters, 700,000 Founder Shares were forfeited by the Sponsor for no consideration. Accordingly, the Company removed the liability from its statement of financial position as the underlying obligation ceased to exist.

On July 17, 2026, the Company announced that, commencing on July 20, 2026, the holders of the units issued in its initial public offering, each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Company’s initial business combination, may elect to separately trade the Class A Ordinary Shares and the Share Rights included in the Units. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “BIDWU.” The Class A Ordinary Shares and the Share Rights are expected to trade on the Nasdaq Global Market under the symbols “BID” and “BIDWR,” respectively. Holders of Units will need to have their brokers contact Efficiency, INC., the Company’s transfer agent, in order to separate their respective Units into Class A Ordinary Shares and Share Rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tribeca Strategic Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tribeca Strategic Partners Holdco LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the IPO Prospectus. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 15, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 15, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $243,475, which consists of interest income on investments held in the Trust Account of $408,257, change in fair value over-allotment liability of $53,700 and referral fee income of $10,383, offset by general and administrative expenses of $228,865.

For the six months ended June 30, 2026, we had a net income of $179,865, which consists of interest income on investments held in the Trust Account of $408,257, change in fair value over-allotment liability of $53,700 and referral fee income of $10,383, offset by general and administrative expenses of $292,475.

Liquidity, Capital Resources and Going Concern

On June 1, 2026, we consummated the Initial Public Offering of 14,000,000 Units at $10.00 per Unit, generating gross proceeds of $140,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 470,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and BTIG, LLC, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,700,000.

Following the Initial Public Offering, and the sale of the Private Units, a total of $140,350,000 was placed in the Trust Account. We incurred transaction costs of $8,894,202, consisting of $2,800,000 of cash underwriting fees, $4,900,000 of deferred underwriting fees, and $1,194,202 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $132,447. Net income of $179,865 was affected by interest earned on investments held in the Trust Account of $408,257, payment of operation costs through promissory note of $147,259 and change in fair value of the over-allotment liability of $53,700. Changes in operating assets and liabilities provided $2,386 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $140,758,257 (including $408,257 of interest income) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $714,247. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,200,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Private Placement Unit at the option of the applicable lender. The units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by March 1, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If the Company is unable to complete a business combination within the prescribed timeframe, it will be required to liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $1,000 per month for office space, utilities, and secretarial and administrative support services.

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,100,000 Units to cover over-allotments, if any. As of June 30, 2026, the full over-allotment option remains open.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,800,000 in the aggregate (or $3,220,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $0.35 per Unit, or $4,900,000 in the aggregate (or $5,635,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting commissions will be payable to the underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, and (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We did not have any critical accounting estimates to be disclosed as of June 30, 2026.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the IPO Prospectus. As of the date of this Report, there have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2026, the Company consummated the Initial Public Offering of 14,000,000 Units at $10.00 per Unit, generating gross proceeds of $140,000,000. BTIG, LLC acted as sole book-running manager and Odeon Capital Group LLC acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-291431). The Securities and Exchange Commission declared the registration statements effective on May 28, 2026.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and BTIG, LLC consummated the private placement of an aggregate of 470,000 Units at a price of $10.00 per Private Unit, generating total proceeds $4,700,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Private Placement Units (and underlying securities) are identical to the public Units, except as otherwise disclosed in the IPO Registration Statement.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $140,350,000 was placed in the Trust Account.

We paid a total transaction costs of $8,894,202, consisting of $2,800,000 of cash underwriting fees, $4,900,000 of deferred underwriting fees, and $1,194,202 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 28, 2026, by and between the Company and BTIG, LLC as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated May 28, 2026. (1)
4.1	Rights Agreement, dated May 28, 2026, by and between the Company and Efficiency, INC. (1)
10.1	Investment Management Trust Agreement, dated May 28, 2026, by and between the Company and Efficiency, INC. (1)
10.2	Registration Rights Agreement, dated May 28, 2026, by and among the Company, the Sponsor, BTIG, LLC and the other parties signatory thereto. (1)
10.3	Private Placement Units Purchase Agreement, dated May 28, 2026, between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated May 28, 2026, between the Company and BTIG, LLC. (1)
10.5	Letter Agreement, dated May 28, 2026, by and among the Company, Sponsor and each of the officers, directors of the Company, and the other parties signatory thereto. (1)
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 30, 2026).
10.7	Administrative Services Agreement, dated May 28, 2026, between the Company and the Sponsor. (1)
10.8	Contribution and Exchange Agreement concerning the Promissory Note obligation of the Company, dated June 1, 2026, by and between Tribeca Strategic Partners Holdco LLC and Tribeca Strategic Partners LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 3, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBECA STRATEGIC ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Timothy R. Ramdeen
	Name:	Timothy R. Ramdeen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Sukhvinder Gill
	Name:	Sukhvinder Gill
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)